Form 10-K
period 2014-03-31
Nissan Auto Lease Trust 2013-A
filed 2014-06-27
CIK 1576262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

333-170956-06
(Commission file number of Issuing Entity)

NISSAN AUTO LEASE TRUST 2013-A
(Exact name of issuing entity specified in its charter)

333-170956
(Commission file number of Depositor)

NISSAN AUTO LEASING LLC II
(Exact name of depositor as specified in its charter)

NISSAN MOTOR ACCEPTANCE CORPORATION
(Exact name of sponsor as specified in its charter)

DELAWARE	38-7090370
(State or other jurisdiction of incorporation or organization of the Issuing Entity)	(I.R.S. Employer Identification No.)

One Nissan Way, Franklin, Tennessee                                                                                                                              37067
(Address of principal executive offices)                                                                                                                         (Zip Code)

Registrant’s telephone number, including area code                                                                                                           (615) 725-1127

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer:          ☐                                                                         Accelerated Filer:   ☐

Non-Accelerated Filer:     ☒                                                                              Smaller reporting company:  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 1. Business.

(B)	Item 1A. Risk Factors.

(C)	Item 2. Properties.

(D)	Item 3. Legal Proceedings.

(E)	Item 4. Mine Safety Disclosures.

    Item 1B.                    Unresolved Staff Comments.

    Not applicable

PART II

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(B)	Item 6. Selected Financial Data.

(C)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(D)	Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

(E)	Item 8. Financial Statements and Supplementary Data.

(F)	Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(G)	Item 9A. Controls and Procedures.

Item 9B.	Other Information.

  No other information.

PART III

The following items have been omitted in accordance with General Instructions J(1) to Form 10-K:

(A)	Item 10. Directors, Executive Officers and Corporate Governance.

(B)	Item 11. Executive Compensation.

(C)	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(D)	Item 13. Certain Relationships and Related Transactions, and Director Independence.

(E)	Item 14. Principal Accountant Fees and Services.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions

The Sponsor originates all of the pool assets (in such capacity, the “Originator”) assigned to Nissan-Infiniti LT (the “Titling Trust”).  The Titling Trust issues undivided beneficial interests in the pool assets to NILT Trust, including the 2013-A SUBI Certificate.  NILT Trust has sold the 2013-A SUBI Certificate to the Depositor, which has transferred the 2013-A SUBI Certificate to the Issuing Entity.  The Sponsor services the pool assets.

NMAC (including in its role as originator, servicer and sponsor) is the sole member of the Depositor and owns all of the beneficial interests in NILT Trust.  NILT Trust owns all of the beneficial interests in the Titling Trust.  In connection with the transfer of the 2013-A SUBI Certificate, the Depositor has acquired a 100% ownership interest in the Issuing Entity.  Accordingly, the Sponsor, the Depositor and the Issuing Entity are affiliates of NILT Trust, the Titling Trust and each other.

The Indenture Trustee is not affiliated with the Sponsor (including in its role as originator and servicer), the Depositor, the Issuing Entity, the Titling Trust or NILT Trust.

There are no significant obligors, external enhancement or support providers, or other material parties related to the Notes or Certificates.

In addition, there are no business relationships, agreements, arrangements, transactions or understandings outside the ordinary course of business or on terms other than would be obtained in an arm’s length transaction with an unrelated party, apart from this asset-backed securities transaction involving the issuance of the Notes and Certificates by the Issuing Entity, between the Sponsor, the Depositor or the Issuing Entity and any of the parties, or affiliates of such parties, mentioned in this Item.

Item 1122 of Regulation AB, Compliance with applicable Servicing Criteria

The Servicer and the Indenture Trustee (collectively, the “Servicing Parties”) have each been identified by the Depositor as parties participating in the servicing function with respect to the asset pool held by the Issuing Entity.  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria set forth in paragraph (d) of Item 1122 of Regulation AB applicable to it (each, a “Servicing Assessment Report”), which Servicing Assessment Reports are attached as exhibits to this Form 10-K.  In addition, each of the Servicer and the Indenture Trustee has provided an attestation report (each, an “Attestation Report”) by a registered public accounting firm, which reports are also attached as exhibits to this Form 10-K.  Neither the Indenture Trustee’s Servicing Assessment Report nor the Indenture Trustee’s Attestation Report has identified any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee.

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

Item 1123 of Regulation AB, Servicer Compliance Statement

The Servicer has completed a statement of compliance with its activities during the reporting period and of its performance under the applicable servicing agreement (a “Compliance Statement”), signed by an authorized officer of the Servicer.  The Compliance Statement is attached as Exhibit 35.1 to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Not applicable.

(a)(2)	Not applicable.

(a)(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)	Not applicable.

Supplemental information to be furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securityholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

Item 1112(b) of Regulation AB, Significant Obligors of Pool Assets (Financial Information).

Not applicable.

Items 1114(b)(2) of Regulation AB, Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers – Financial Information).

Not applicable.

Items 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Not applicable.

Item 1117 of Regulation AB, Legal Proceedings.

There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against Nissan Motor Acceptance Corporation (“NMAC” or the “Servicer” and “Sponsor”), Nissan Auto Leasing LLC II (the “Depositor”), U.S. Bank National Association (the “Indenture Trustee”), Wilmington Trust, National Association (the “Owner Trustee”), Nissan Auto Lease Trust 2013-A (the “Issuing Entity”), or any property thereof, that are or would be material to holders of the asset-backed notes (the “Notes”) or the asset-backed certificates (the “Certificates”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NISSAN AUTO LEASE TRUST 2013-A

                               By:       Nissan Motor Acceptance Corporation,
                                as servicer

                               By: /s/ Mark Kaczynski___________________
                               Mark Kaczynski
                               President and Chief Executive Officer
                               (senior officer in charge of the servicing function)

Date:                      June 27, 2014

EXHIBIT INDEX

The following exhibits are filed as part of this annual report or, where indicated, were heretofore filed and are hereby incorporated by reference.

Exhibit No.
3.1	Certificate of Formation of Nissan Auto Leasing LLC II (“NALL II”)
3.2	Limited Liability Company Agreement of NALL II
4.1	Indenture, dated as of May 23, 2013, by and between the Issuing Entity, and the Indenture Trustee (incorporated by reference to Exhibit 4.1 of Form 8-K, dated May 29, 2013, File No. 333-170956-06)
10.1
Agreement of Definitions, dated as of May 23, 2013, by and among the Issuing Entity, NILT Trust, as grantor and UTI Beneficiary, the Titling Trust, NMAC, in its individual capacity, as servicer and administrative agent, NALL II, NILT, Inc., as trustee, Wilmington Trust, National Association, as owner trustee, Wilmington Trust Company (“WTC”), as Delaware trustee, and U.S. Bank National Association (“U.S. Bank”), as trust agent and Indenture Trustee (incorporated by reference to Exhibit 10.1 of Form 8-K, dated May 29, 2013, File No. 333-170956-06)

10.2
2013-A SUBI Supplement, dated as of May 23, 2013, by and among NILT Trust, as grantor and UTI Beneficiary, NMAC, as servicer, NILT, Inc., as trustee, WTC, as Delaware trustee, and U.S. Bank, as trust agent (incorporated by reference to Exhibit 10.2 of Form 8-K, dated May 29, 2013, File No. 333-170956-06)

10.3
2013-A SUBI Servicing Supplement, dated as of May 23, 2013, by and among the Titling Trust, NILT Trust, as UTI beneficiary, and NMAC, as servicer (incorporated by reference to Exhibit 10.3 of Form 8-K, dated May 29, 2013, File No. 333-170956-06)

10.4
Amended and Restated Trust Agreement for the Issuing Entity, dated as of May 23, 2013, by and between NALL II, as transferor (the “Transferor”) and the Owner Trustee (incorporated by reference to Exhibit 10.4 of Form 8-K, dated May 29, 2013, File No. 333-170956-06)

10.5
Trust Administration Agreement, dated as of May 23, 2013, by and among the Issuing Entity, NMAC, as administrative agent, the Transferor, and the Indenture Trustee (incorporated by reference to Exhibit 10.5 of Form 8-K, dated May 29, 2013, File No. 333-170956-06)

10.6
Control Agreement, dated as of May 23, 2013, by and among the Issuing Entity, U.S. Bank, as indenture trustee and secured party, and U.S. Bank, as securities intermediary (incorporated by reference to Exhibit 10.6 of Form 8-K, dated May 29, 2013, File No. 333-170956-06)

10.7
SUBI Certificate Transfer Agreement, dated as of May 23, 2013, by and between NILT Trust, as transferor, and NALL II, as transferee (incorporated by reference to Exhibit 10.7 of Form 8-K, dated May 29, 2013, File No. 333-170956-06)

10.8
Trust SUBI Certificate Transfer Agreement, dated as of May 23, 2013, by and between NALL II, as transferor and the Issuing Entity, as transferee (incorporated by reference to Exhibit 10.8 of Form 8-K, dated May 29, 2013, File No. 333-170956-06)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d)
33.1	Report on Assessment of Compliance With Applicable Servicing Criteria for Asset-Backed Securities of Nissan Motor Acceptance Corporation
33.2	Management’s Assertion on Compliance With Regulation AB (U.S. Bank National Association)
34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
34.2	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)
35.1	Servicer Compliance Statement of Nissan Motor Acceptance Corporation
99.1	Annual Servicer’s Certificate Provided by Nissan Motor Acceptance Corporation to Holders of Notes and Certificates